Form 10-K
period 2005-12-31
Capital One Prime Auto Receivables Trust 2005-1
filed 2006-03-30
CIK 1336891

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

333-125612-01
(Commission File Number)

CAPITAL ONE PRIME AUTO RECEIVABLES TRUST 2005-1,

Issuer

CAPITAL ONE AUTO RECEIVABLES, LLC,

Registrant and Seller

(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation)

31-1750007
(Registrant’s I.R.S. Employer Identification No.)

140 East Shore Drive

Room 1052-D

Glen Allen, Virginia 23059

(804) 290-6736
(Address and Telephone Number of Principal Executive Offices)

None

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:	None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.   ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large Accelerated Filer:☐                                                      Accelerated Filer:   ☐                              Non-Accelerated Filer:   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15(b).

PART I

Item 1.             Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Prime Auto Receivables Trust 2005-1 (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of August 15, 2005 (the “Trust Agreement”), between Capital One Auto Receivables, LLC, the registrant (referred to herein as the “Company”) and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). The Trust issued $1,500,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4 and B (the “Notes”) pursuant to an Indenture, dated as of August 30, 2005 (the “Indenture”), between the Trust and JPMorgan Chase Bank, N.A., as indenture trustee (the “Indenture Trustee”) and operating pursuant to an Amended and Restated Trust Agreement, dated as of August 30, 2005 (the “Amended and Restated Trust Agreement”) between the Company and the Owner Trustee.

Item 1A.            Risk Factors

Omitted.

Item 1B.            Unresolved Staff Comments

None.

Item 2.               Properties

See Item 15.

Item 3.                Legal Proceedings

(a)   None.

(b)  Not applicable.

Item 4.                Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

(a)     At December 31, 2005 there were fewer than 300 holders of record of each class of Notes.

(b)     Not applicable.

(c)      Not applicable.

Item 6.            Selected Financial Data

Omitted.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operation

Omitted.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Omitted.

Item 8.            Financial Statements and Supplementary Data

Omitted.

Item 9.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Omitted.

Item 9A.         Controls and Procedures

Omitted.

Item 9B.         Other Information

None.

PART III

Item 10.            Directors and Executive Officers of the Registrant

Omitted.

Item 11.            Executive Compensation

Omitted.

Item 12.             Security Ownership of Certain Beneficial Owners and Management

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	Capital One Auto Receivables, LLC	Directly owns 100% of the Certificates of the Trust	100%

Item 13.             Certain Relationships and Related Transactions

(a)                                  (1)                                  Not Applicable.

(2)                                  Not applicable.

(3)                                  None.

(4)                                  None.

Item 14.                                                       Principal Accountant Fees and Services

Omitted.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)          (1)         None.

(2)         None.

(3)         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)        Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2005

Date of Report	Items Reported

August 30, 2005	Items 8.01, 9.01
September 2, 2005	Items 8.01, 9.01
October 12, 2005	Items 8.01, 9.01
November 9, 2005	Items 8.01, 9.01
December 12, 2005	Items 8.01, 9.01
January 11, 2006	Items 8.01, 9.01

(c)         The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	CAPITAL ONE AUTO REVEIVABLES, LLC,
as Depositor

	By:	/s/ Stephen Linehan
Name: Stephen Linehan
Title: Treasurer

EXHIBIT INDEX

Exhibit 1.1	Underwriting Agreement dated as of August 23, 2005, among the Registrant, COAF and the Representatives (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 3.1

Amended and Restated Limited Liability Company Agreement of the Registrant dated as of July 26, 2001 (incorporated by reference to Registrant from Periodic Report on Form 8-K, Registration Statement file no. 333-54736, dated as of March 13, 2001) (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 4.1

Amended and Restated Trust Agreement dated as of August 30, 2005 between the Registrant and the Wilmington Trust Company, not in its individual capacity but solely as owner trustee (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 4.2

Indenture dated as of August 30, 2005 between the Trust and JPMorgan Chase Bank, N.A., as the indenture trustee (the “Indenture Trustee”) (including forms of Notes) (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 10.1	Purchase Agreement dated as of August 30, 2005 between COAF and the Registrant (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 10.2

Sale and Servicing Agreement dated as of August 30, 2005 between the Trust, COAF, the Registrant and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 10.3

Administration Agreement dated as of August 30, 2005 among the Trust, COAF, as the administrator, and the Indenture Trustee (Filed as part of the Company’s Current Report on Form 8-K filed on September 2, 2005).*

Exhibit 31:	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

Exhibit 99.1:	Aggregate Trust Data.

Exhibit 99.2:	Annual Statement as to Compliance of the Servicer.

Exhibit 99.3:	Independent Auditors Report on Compliance.

Exhibit 99.4:	Report of Management on Compliance.

*Incorporated by reference.